Form 10-Q
period 2021-08-31
ACCEL LIQUID GELS
filed 2021-10-15
CIK 1741603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended August 31, 2021

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number: 333-258166

ACCEL LIQUID GELS, INC.

(Name of Registrant in Its Charter)

Wyoming	82-5262275
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

5308 W. Cygnus Hill Cove

West Jordan, UT 84081

(Address of Principal Executive Offices)

(801) 946-6125
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒     Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 15, 2021, there were 20,000,000 shares of the registrant’s common stock outstanding.

FORM 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. Forward-looking statements may appear throughout this report, including without limitation, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in our Form S-1/A, and in particular, the risks discussed under the caption “Risk Factors” in our Form S-1/A, and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Important factors that in our view could cause material adverse effects on our financial condition and results of operations include, but are not limited to, risks associated with service demands and acceptance, our ability to expand, changes in healthcare practices, changes in technology, economic conditions, the impact of competition and pricing, government regulation and approvals, impacts and disruptions caused by the COVID-19 pandemic and other factors that may cause actual results to be materially different from those described herein as anticipated, believed, estimated or expected. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, the “Company,” “we,” “our,” and similar terms include Accel Liquid Gels, Inc. and its predecessors, unless the context indicates otherwise.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Accel Liquid Gels, Inc.

BALANCE SHEETS

	August 31,	May 31,
	2021	2021
ASSETS	(unaudited)
Current assets

Cash and cash equivalents	$24,039	$11,753
Total Current Assets	24,039	11,753

Total Assets	$24,039	$11,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Due to related party	300	300
Loan Payable - related party	20,000	-
Total current liabilities	20,300	300

Stockholders' equity

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021	20,000	20,000
Accumulated deficit	(16,261)	(8,547)
Total stockholders' equity	3,739	11,453

Total liabilities and stockholders' equity	$24,039	$11,753

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended August 31,

	2021	2020

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses:
General and administrative	7,714	30

Total operating expenses	7,714	30

Net Operating Loss	(7,714)	(30)

Loss before provision for income taxes	(7,714)	(30)

Provision for income taxes	-	-

Net income (loss)	$(7,714)	$(30)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended August 31, 2021 and 2020

					Total
	Common Stock		Additional		Stockholder's
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2020	20,000,000	$20,000	$-	$(20,230)	$(230)

Net loss for the period ended August 31, 2020				$(30)	$(30)
Balance, August 31, 2020	20,000,000	20,000	$-	$(20,260)	$(260)

Balance, May 31, 2021	20,000,000	$20,000	$-	$(8,547)	$11,453

Net loss for the period ended August 31, 2021	-	-	-	(7,714)	(7,714)
Balance, August 31, 2021	20,000,000	$20,000	$-	$(16,261)	$3,739

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended August 31,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,714)	$(30)

Net cash provided by (used in) operating activities	(7,714)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	-	70
Proceeds from loan payable - related party	20,000	-
Net cash provided by (used in) financing activities	20,000	70

Net Increase (Decrease) in cash and cash equivalents	12,286	40

Cash and cash equivalents at beginning of period	11,753	-

Cash and cash equivalents at end of period	$24,039	$40

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
	-	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. Description of Business

Organizational History

Accel Liquid Gels Inc. (“we” or the “Company) was organized on December 28, 2016 under the laws of the State of Wyoming as Perseverance, Inc. The name was changed to Accel Liquid Gels, Inc. on April 16, 2018.

Accel Liquid Gels, Inc. is currently in full Production with full product distribution to wholesalers, retailers as well as online at www.accelliquidgels.com. Accel Liquid Gels, Inc. has commenced its major operations of having one product, a liquid gel capsule named Accel, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels for various companies. The Company had sales in the amount of $101,000 during the year ended May 31, 2021. The company is presently marketing the Accel Energy Boost Supplement to wholesalers, retailers, and online at www.accelliquidgels.com. Accel Liquid Gels, Inc. is considered a full production and distribution stage company because it has commenced all major operations with outside wholesalers and retailers and has a great number of sales.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has had one sale in the amount of $101,000 through May 31, 2021, and $0 in sales during the three months ended August 31, 2021. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts for the Company. The Company had its first sale during the year ended May 31, 2021. The Company had no operation transactions until December 2020.

Certain prior period amounts may have been reclassified to conform to current period presentation. These classifications, if any, have no effect on the previously reported net loss or loss per share.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates generally included in the financial statements include the valuation of deferred income tax assets, equity instruments, stock-based compensation, acquired intangibles, and allowances for accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At August 31, 2021 and May 31, 2021, the Company’s cash balances were $24,039 and $11,753, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 thousand by the Federal Deposit Insurance Corporation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of August 31, 2021, there were no accounts receivable and no allowance for doubtful accounts.

Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments included cash and cash equivalents, prepaid expenses, and accrued liabilities. The fair value of the Company’s notes payable was estimated based on current rates that would be available for debt of similar terms which is not significantly different from their stated value.

As of August 31, 2021 and May 31, 2021, the Company did not have any financial liabilities measured and recorded at fair value on its balance sheet on a recurring basis.

Revenue Recognition and Cost of Revenues

The Company follows the FASB Accounting Standards Codification ASC 606 for revenue recognition upon the generation of revenues. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

The Company will recognize revenue and related costs of revenue per ASC 606 upon the generation of revenues and its related costs of revenues.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four-year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common stock over the expected option life and other appropriate factors. The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on the Common stock of the Company and does not intend to pay dividends on the Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of May 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of August 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Earnings (Loss) Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of August 31, 2021, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. During the three months ended August 31, 2021 and 2020, the Company’s Chief Executive Officer contributed cash for operational purposes in the amounts of $20,000 and $70, respectively. At August 31, 2021 and 2020, loans from related parties amounted to $20,300 and $300, respectively.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had one sale in the amount of $101,000 through May 31, 2021. At August 31, 2021, the Company had an accumulated deficit in the amount of $16,261, and cash of $24,039. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Independent Auditors’ Report included a Going Concern Paragraph.

Note 4. Loan Payable – Related Party

On July 3, 2021, the Company entered into a loan agreement with Pauline Carson, its Chief Executive Officer, for $20,000. The loan is non-interest bearing and payable on demand.

Note 5. Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share.

As of August 31, 2021 and May 31, 2021, the Company had 20,000,000 shares of its common stock issued and outstanding.

Options

As of August 31, 2021 and May 31, 2021, the Company had no stock options outstanding.

Note 6. Commitments

As of this reporting period, the Company did not have any material commitments.

Note 7. Subsequent Events

The Company follows the guidance of ASC 855-10 ‘Subsequent Events’ in evaluating significant events occurring subsequent to the reporting period. The Company has determined that it has evaluated subsequent events to the date when the financial statements were available and no further disclosure is necessary.

The full impact of the COVID-19 pandemic is impossible to anticipate. The Company’s operations, while not impacted significantly now, may be affected by the virus in the future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion should be read in conjunction with the financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our product,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

●

Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events, health pandemics and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with the SEC and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair values approximate their carrying value because of the short-term maturity of these instruments or the stated interest rates are indicative of market interest rates. These fair values have historically varied due to the market price of the Company’s stock at the date of valuation.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Background

Accel Liquid Gels, Inc. was formed in State of Wyoming on December 28, 2016, to establish the sale of a soft gel capsule (named Accel Liquid Gels) to the general public.  The Company was funded by the CEO Ms. Carson with $100 and sales revenue of Accel Liquid Gels were $101,000 for the year ending May 31, 2021. There were no sales for the three months ended August 31, 2021.

The Company has adopted a fiscal year-end of May 31st.

General Introduction

Accel Liquid Gels, Inc. has developed a plan to market its soft gel capsule to the general public. Accel Liquid Gels, Inc. has wholesale distribution, retail, and online sales through our web site www.accelliquidgels.com.

Accel Liquid Gels, Inc. was founded in the State of Wyoming on December 28, 2016.  The Company is marketing its energy liquid gel capsule through a combination of wholesale, retail, internet, and referrals through networking.

Additionally, although there is an oral agreement between the Company and Ms. Carson to fund the Company until such time as the Company becomes self-sufficient, Ms. Carson has not agreed to fund any specific amount to the Company.  From December 28, 2016 (inception) to date, we have spent a substantial amount of time in developing the Company’s soft gel capsule such as, among other things, which ingredients to include in the capsules and which packaging to use.  Additionally, the Company has spent a substantial amount of time developing its marketing material, strategic planning, budgeting, and preliminary work.

We have determined the price of our product along with the relative cost to have the product manufactured, packaged and shipped to wholesalers, and retail customers. The Company has estimated the selling price of our product based upon several factors, which includes manufacturing, packaging, shipping, and company profit.

Over the next twelve months, Accel Liquid Gels, Inc. plans to build its reputation further, network in the energy liquid gel capsule industry, and expand to additional wholesalers and retail chain stores, as well as expand sales to the general public. The Company had one order of 11,200 bottles of the product totaling $101,000 in sales for the year ending May 31, 2021. The 11,200 bottles sold to date consist of one sales transaction to a single purchaser. There were no sales during the three months ended August 31, 2021.

Based on our current operating plan, with consideration for our projected expenses, we are cautiously optimistic that we will generate enough revenue to cover our expenses for the next twelve months; our “burn rate” is expected to be approximately $2,500 per month, or $30,000 for the next year. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public Company. Since we intend to utilize our sole officer and director, Ms. Carson, who currently is part time, to sell our product, our marketing costs should be minimal. However, as with any business, circumstances beyond our control could negatively impact our sales over the next twelve months beginning June 1, 2021, in which case our opportunity and ability to cover our expenses for the twelve months would decrease relative to the negative impact of those uncontrollable circumstances on our Company and put our Company at risk of not continuing as a going concern.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences, or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected.

Initial Sales Strategy

We have established a strong sales approach; our approach utilizes direct sales through Ms. Carson to our wholesalers and retailers as well as our Company’s professional and easy to use web site. Ms. Carson will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Ms. Carson in the past several months. In addition, sales will be done with referrals, distribution by our wholesalers and online marketing at www.accelliquidgels.com.

Results of Operations

There were no sales during the three months ended August 31, 2021 or 2020. Selling, general and administrative costs were $7,714 and $30 for the three months ended August 31, 2021 and 2020, respectively. This resulted in the company generating a net loss of $7,714 during the three months ended August 31, 2021, compared to a net loss of $30 for the three months ended August 31, 2020.

Liquidity and Capital Resources

For the three months ended August 31, 2021, cash used in operations was $7,714; compared to $30 for the three months ended August 31, 2020. For the three months ended August 31, 2021 and 2020, cash provided by financing activities was $20,000 and $70, respectively, consisting of non-interest bearing related party loans to the Company.

From inception, we have been funded directly by our founder, Ms. Carson. We expect that further funding will be necessary to fully implement our business plan. There can be no assurances that such funding will be available on terms favorable to the Company, if at all.

Plan of Operation

Based on our current operating plan, we do expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will not need to obtain additional financing through any other instruments such as bank loans, or private financing, to conduct our day-to-day operations. If, the Company needs to raise additional capital to fund business operations through a subsequent offering or equity financing whether through public or private equity or debt financing, arrangements with security holders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

All manufacturing costs associated with the Company’s product have come from funding from Ms. Carson and/or the selling of the product. Additionally, all funds related to the offering will be provided by Ms. Carson.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

Going Concern Considerations

The accompanying financial states have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risk Factors

The Company’s business and success is subject to numerous risk factors as detailed in its Form S-1/A and other of its Current Reports on Form 8-K all of which reports are available at no cost at www.sec.gov.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer have also indicated that, upon evaluation, there were no changes in our internal control over financial reporting or other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation for Name Change to Accel Liquid Gels, Inc.
3.3*	Bylaws
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Previously filed with the Company's Form S-1 filed with the Securities and Exchange Commission on July 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCEL LIQUID GELS, INC.

Date: October 15, 2021	By:	/s/ Pauline Carson
Pauline Carson
President, Chief Executive Officer, Chief Financial Officer and Director