Form 10-Q
period 2021-11-30
ACCEL LIQUID GELS
filed 2022-01-13
CIK 1741603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended November 30, 2021

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

As of January 11, 2022, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Accel Liquid Gels, Inc.

BALANCE SHEETS

	November 30,	May 31,
	2021	2021
ASSETS
Current assets

Cash and cash equivalents	$64,594	$11,753
Total Current Assets	64,594	11,753

Total Assets	$64,594	$11,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Due to related party	300	300
Other current liabilities	62,899	-
Total current liabilities	63,199	300

Stockholders' equity

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively	20,000	20,000
Accumulated deficit	(18,605)	(8,547)
Total stockholders' equity	1,395	11,453

Total liabilities and stockholders' equity	$64,594	$11,753

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three and Six Months Ended November 30,

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:	-	-
General and administrative	2,344	30	10,058	60

Total operating expenses	2,344	30	10,058	60

Net Operating Loss	(2,344)	(30)	(10,058)	(60)

Loss before provision for income taxes	(2,344)	(30)	(10,058)	(60)

Provision for income taxes	-	-	-	-

Net income (loss)	$(2,344)	$(30)	$(10,058)	$(60)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	20,000,000	20,000,000	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended November 30, 2021 and 2020

					Total
			Additional		Stockholder's
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 31, 2020	20,000,000	20,000	$-	$(20,260)	$(260)
Net loss for the three months ended November 30, 2020	-	-	-	$(30)	$(30)
Balance, November 30, 2020	-	-	$-	$(20,290)	$(290)

Balance, August 31, 2021	20,000,000	$20,000	$-	$(16,261)	$3,739
Net loss for the three months ended November 30, 2021	-	-	-	(2,344)	(2,344)
Balance, November 30, 2021	20,000,000	$20,000	$-	$(18,605)	$1,395

For the Six Months Ended November 30, 2021 and 2020

					Total
			Additional		Stockholder's
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2020	20,000,000	$20,000	$-	$(20,230)	$(230)
Net loss for the six months ended November 30, 2020	-	-	-	$(60)	$(60)
Balance, November 30, 2020	20,000,000	20,000	$-	$(20,290)	$(290)

Balance, May 31, 2021	20,000,000	$20,000	$-	$(8,547)	$11,453
Net loss for the six months ended November 30, 2021	-	-	-	(10,058)	(10,058)
Balance, November 30, 2021	20,000,000	$20,000	$-	$(18,605)	$1,395

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended November 30,

	For the	For the
	Six Months Ended	Six Months Ended
	November 30,	November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,058)	$(60)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in assets and liabilities:
Other Current Liabilities	62,899	-
Net cash provided by (used in) operating activities	52,841	(60)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	-	70
Net cash provided by (used in) financing activities	-	70

Net Increase in cash and cash equivalents	52,841	10

Cash and cash equivalents at beginning of period	11,753	-

Cash and cash equivalents at end of period	$64,594	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
	-	-

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has had one sale in the amount of $101,000 through May 31, 2021, and $0 in sales during the six months ended November 30, 2021. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At November 30, 2021 and May 31, 2021, the Company’s cash balances were $64,594 and $11,753, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 thousand by the Federal Deposit Insurance Corporation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of November 30, 2021, there were no accounts receivable and no allowance for doubtful accounts.

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

As of November 30, 2021 and May 31, 2021, the Company did not have any financial liabilities measured and recorded at fair value on its balance sheet on a recurring basis.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of May 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of November 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of November 30, 2021, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. During the six months ended November 30, 2021 and 2020, the Company’s Chief Executive Officer contributed cash for operational purposes in the amounts of $20,000 and $70, respectively. During the three months ended November 30, 2021, the Company repaid $20,000 to its Chief Executive Officer. At November 30, 2021 and 2020, loans from related parties amounted to $300.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had one sale in the amount of $101,000 through May 31, 2021. At November 30, 2021, the Company had an accumulated deficit in the amount of $18,605, and cash of $64,594. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Independent Auditors’ Report included a Going Concern Paragraph.

Note 4. Loan Payable – Related Party

On July 3, 2021, the Company entered into a loan agreement with Pauline Carson, its Chief Executive Officer, for $20,000. The loan is non-interest bearing and payable on demand. During the three months ended November 30, 2021, the loan was repaid in full.

Note 5. Other Current Liabilities

During the three months ended November 30, 2021, Pauline Carson, the Company’s founder and CEO, entered into subscription agreements with 44 investors to sell an aggregate of 1,248,000 shares of common stock held by Ms. Carson at a price of $0.05 per share. Ms. Carson intends to contribute the proceeds of these sales to the Company. During the three months ended November 30, 2021, proceeds in the net amount of $62,899 were remitted by the investors directly to the Company. The stock certificates representing the shares purchased from Ms. Carson by the outside investors had not been issued at November 30, 2021, and the cash receipts have been recorded as other current liabilities on the Company’s balance sheet at November 30, 2021. Prior to this sale of shares, Ms. Carson owned 20,000,000 shares of the Company’s common stock; subsequent to this sale of shares, Ms. Carson will own 18,752,000 shares of the Company’s common stock. See notes 6 and 8.

Note 6. Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share.

As of November 30, 2021 and May 31, 2021, the Company had 20,000,000 shares of its common stock issued and outstanding.

During the three months ended November 30, 2021, Pauline Carson, the Company’s founder and CEO, entered into subscription agreements to sell 1,248,000 shares of common stock held by Ms. Carson to outside investors for an aggregate amount of $62,899. These stock certificates had not been issued at November 30, 2021 and these sales had not been completed at November 30, 2021. Upon issuance of the shares, the amount of $62,899 will be transferred from other current liabilities to additional paid-in capital on the Company’s balance sheet. See notes 5 and 8.

Options

As of November 30, 2021 and May 31, 2021, the Company had no stock options outstanding.

Note 7. Commitments

As of this reporting period, the Company did not have any material commitments.

Note 8. Subsequent Events

Subsequent to November 30, 2021, Pauline Carson, the Company’s founder and CEO, entered into subscription agreements with six investors to sell 5,857,000 shares of common stock held by Ms. Carson at a price of $0.05 per share. Cash in the amount of $292,850 was received pursuant to these sales. See notes 5 and 6.

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

Critical Accounting Policy and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to doubtful accounts receivable, stock-based services, valuation of financial instruments, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

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

Background

Accel Liquid Gels, Inc. was formed in State of Wyoming on December 28, 2016, to establish the sale of a soft gel capsule (named Accel Liquid Gels) to the general public.  The Company was funded by the CEO Ms. Carson with $100 and sales revenue of Accel Liquid Gels were $101,000 for the year ending May 31, 2021. There were no sales for the six months ended November 30, 2021.

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

Over the next twelve months, Accel Liquid Gels, Inc. plans to build its reputation further, network in the energy liquid gel capsule industry, and expand to additional wholesalers and retail chain stores, as well as expand sales to the general public. The Company had one order of 11,200 bottles of the product totaling $101,000 in sales for the year ending May 31, 2021. The 11,200 bottles sold to date consist of one sales transaction to a single purchaser. There were no sales during the six months ended November 30, 2021.

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

Results of Operations

There were no sales during the six months ended November 30, 2021 or 2020. Selling, general and administrative costs were $10,058 and $60 for the six months ended November 30, 2021 and 2020, respectively. This resulted in the company generating a net loss of $10,058 during the six months ended November 30, 2021, compared to a net loss of $60 for the six months ended November 30, 2020.

Liquidity and Capital Resources

For the six months ended November 30, 2021, cash provided by (used in) operations was $52,841, consisting of the net loss and an increase in other current liabilities from the sale of Ms. Carson’s stock; compared to $(60) for the six months ended November 30, 2020. For the six months ended November 30, 2021, cash provided by financing activities was $0; compared to $70 consisting of non-interest-bearing related party loans to the Company for the six months ended November 30, 2020.

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

ACCEL LIQUID GELS, INC.

Date: January 13, 2022	By:	/s/ Pauline Carson
Pauline Carson
President, Chief Executive Officer, Chief Financial Officer and Director