Form 10-Q
period 2022-02-28
ACCEL LIQUID GELS
filed 2022-04-14
CIK 1741603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended February 28, 2022

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

As of March 16, 2022, there were 20,000,000 shares of the registrant’s common stock outstanding.

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

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Accel Liquid Gels, Inc.

BALANCE SHEETS

	February 28,	May 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$28,819	$11,753
Loan receivable	100,833	-
Loan receivable - related party	102,787	-
Total current assets	232,439	11,753

Total assets	$232,439	$11,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$257,058	$-
Due to related party	-	300
Total current liabilities	257,058	300

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021	20,000	20,000
Additional paid-in capital	400,084	-
Accumulated deficit	(444,703)	(8,547)
Total stockholders' equity	(24,619)	11,453

Total liabilities and stockholders' equity	$232,439	$11,753

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	427,780	-	437,838	60

Total operating expenses	427,780	-	437,838	60

Net operating loss	(427,780)	-	(437,838)	(60)

Other income:
Interest income	833	-	833	-
Interest income – related party	849	-	849	-
Total other income	1,682	-	1,682	-

Loss before provision for income taxes	(426,098)	-	(436,156)	(60)

Provision for income taxes	-	-	-	-

Net loss	$(426,098)	$-	$(436,156)	$(60)

Net loss per share - basic	$(0.02)	$-	$(0.02)	$(0.00)

Net loss per share - diluted	$(0.02)	$-	$(0.02)	$(0.00)

Weighted average shares outstanding - basic	20,000,000	20,000,000	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended February 28, 2022 and 2021

					Total
	Common Stock		Additional		Stockholders'
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2020	20,000,000	$20,000	$-	$(20,290)	$(290)
Net loss for the three months ended February 28, 2021	-	-	-	-	-
Balance, February 28, 2021	20,000,000	$20,000	$-	$(20,290)	$(290)

Balance, November 30, 2021	20,000,000	$20,000	$-	$(18,605)	$1,395
Proceeds from contributed capital	-	-	400,084	-	400,084
Net loss for the three months ended February 28, 2022	-	-	-	(426,098)	(426,098)
Balance, February 28, 2022	20,000,000	$20,000	$400,084	$(444,703)	$(24,619)

For the Nine Months Ended February 28, 2022 and 2021

					Total
	Common Stock		Additional		Stockholders'
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2020	20,000,000	$20,000	$-	$(20,230)	$(230)
Net loss for the nine months ended February 28, 2021	-	-	-	(60)	(60)
Balance, February 28, 2021	20,000,000	20,000	$-	$(20,290)	$(290)

Balance, May 31, 2021	20,000,000	$20,000	$-	$(8,547)	$11,453
Proceeds from contributed capital	-	-	400,084	-	400,084
Net loss for the nine months ended February 28, 2022	-	-	-	(436,156)	(436,156)
Balance, February 28, 2022	20,000,000	$20,000	$400,084	$(444,703)	$(24,619)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Nine Months Ended	Nine Months Ended
	February 28,	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(436,156)	$(60)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest on loans receivable	(1,682)	-

Changes in assets and liabilities:
Deferred revenue	-	101,000
Inventory	-	(82,750)
Accrued expenses	257,058	-
Other receivables	(100,000)	-
Loan receivable - related party	(102,238)	-
Due to related party	-	70
Net cash provided by (used in) operating activities	(383,018)	18,260

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital – related party	400,084	-
Net cash provided by financing activities	400,084	-

Net Increase in cash and cash equivalents	17,066	18,260

Cash and cash equivalents at beginning of period	11,753	-

Cash and cash equivalents at end of period	$28,819	$18,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Due to related party offset against loan receivable - related party	$300	$-

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

Accel Liquid Gels, Inc. is currently in full production with full product distribution to wholesalers, retailers as well as online at www.accelliquidgels.com. Accel Liquid Gels, Inc. has commenced its major operations of having one product, a liquid gel capsule named Accel, manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels for various companies. The Company had sales in the amount of $101,000 during the year ended May 31, 2021. The Company is presently marketing the Accel Energy Boost Supplement to wholesalers, retailers, and online at www.accelliquidgels.com. Accel Liquid Gels, Inc. is considered a full production and distribution stage company because it has commenced all major operations with outside wholesalers and retailers.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has had one sale in the amount of $101,000 through May 31, 2021, and $0 in sales during the nine months ended February 28, 2022. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At February 28, 2022 and May 31, 2021, the Company’s cash balances were $28,819 and $11,753, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 thousand by the Federal Deposit Insurance Corporation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of February 28, 2022, there were no accounts receivable and no allowance for doubtful accounts.

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

As of February 28, 2022 and May 31, 2021, the Company did not have any financial liabilities measured and recorded at fair value on its balance sheet on a recurring basis.

Revenue Recognition and Cost of Revenues

The Company follows the FASB Accounting Standards Codification ASC 606, Contracts with Customers, for revenue recognition upon the generation of revenues. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

The Company recognizes revenue and related costs of revenue in accordance with ASC 606 upon the generation of revenues and its related costs of revenues.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of May 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of February 28, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of February 28, 2022, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. During the nine months ended February 28, 2022 and 2021, the Company’s Chief Executive Officer contributed cash for operational purposes in the amounts of $20,000 and $70, respectively. During the three months ended November 30, 2021, the Company repaid $20,000 to its Chief Executive Officer. During the three months ended February 28, 2022, the Company loaned the amount of $101,938 to its Chief Executive Officer, net of $300 previously loaned by the Chief Executive Officer to the Company. The loan is non-interest bearing, and payable on demand. The Company imputed interest at the rate of 8% per annum on this loan, and recorded interest income of $849 during the three months ended February 28, 2022. At February 28, 2022, principal and accrued interest due under this loan was $102,787. At February 28, 2021, loans payable to the Chief Executive Officer was $300.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had no sales during the nine months ended February 28, 2022 and 2021. At February 28, 2022, the Company had an accumulated deficit in the amount of $444,703, and cash of $28,819. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Independent Auditors’ Report included in the Company’s annual Form 10-K filing included a Going Concern Paragraph.

Note 4. Loan Receivable

On January 21, 2022, the Company entered into a loan agreement with the Company’s general counsel and SEC attorney in the amount of $100,000. The loan is non-interest bearing and is payable on demand. The Company imputed interest at the rate of 8% per annum on this loan, and recorded interest income in the amount of $833 during the three months ended February 28, 2022. At February 28, 2022, the amount of principal and interest due to the Company is $100,833.

Note 5. Related Party Transactions

During the nine months ended February 28, 2022, the Company’s CEO sold 8,000,000 shares of common stock held by the CEO at $0.50 per share. The CEO contributed the proceeds from the stock sales to the Company in the amount of $400,084. The Company recorded the cash receipts to additional paid in capital.

On January 21, 2022, the Company entered into a loan agreement with the Chief Executive Officer in the amount of $102,238. The loan is non-interest bearing and payable on demand. The Company offset an advance from the CEO to the Company in the amount of $300 against this loan. The Company imputed interest at the rate of 8% per annum on this loan, and recorded interest income in the amount of $849 during the three months ended February 28, 2022. At February 28, 2022, the amount of principal and interest due to the Company is $102,787.

On July 3, 2021, the Company entered into a loan agreement with its Chief Executive Officer for $20,000. The loan was non-interest bearing and payable on demand. On October 1, 2021 the Company recorded the full loan repayment of $20,000 to the Chief Executive Officer.

Note 6. Stockholders’ Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.001 per share.

As of February 28, 2022 and May 31, 2021, the Company had 20,000,000 shares of its common stock issued and outstanding.

During the nine months ended February 28, 2022, the Company’s founder and CEO entered into subscription agreements to sell 8,000,000 shares of common stock held by the CEO to outside investors for an aggregate amount of $400,084. The proceeds of $400,084 were contributed to the Company by the seller, and the Company recorded additional paid in capital on the balance sheet of this amount.

Options

As of February 28, 2022 and May 31, 2021, the Company had no stock options outstanding.

Note 7. Commitments

The Company entered into an agreement with an outside consulting company to assist the Company in its public registration statement. Per the terms of the contract, the Company is obligated to pay the consultant $350,000 upon the successful completion and acceptance by the SEC of its S-1 registration statement, which became effective on September 21, 2021, within sixteen (16) months of the effective date. As of February 28, 2022, the balance due to the consulting firm was $257,058 as recorded as Accrued Liabilities on the balance sheet. The Company recognized $350,000 of consulting expenses included in General and Administrative expenses on the statement of operations.

Note 8. Subsequent Events

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

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

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

Background

Accel Liquid Gels, Inc. was formed in State of Wyoming on December 28, 2016, to establish the sale of a soft gel capsule (named Accel Liquid Gels) to the general public.  The Company was funded by the CEO Ms. Carson with $100. Sales revenue of Accel Liquid Gels were $101,000 for the year ending May 31, 2021. There were no sales for the nine months ended February 28, 2022.

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

Over the next twelve months, Accel Liquid Gels, Inc. plans to build its reputation further, network in the energy liquid gel capsule industry, and expand to additional wholesalers and retail chain stores, as well as expand sales to the general public. The Company had one order of 11,200 bottles of the product totaling $101,000 in sales for the year ending May 31, 2021. The 11,200 bottles sold to date consist of one sales transaction to a single purchaser. There were no sales during the nine months ended February 28, 2022.

Based on our current operating plan, with consideration for our projected expenses, we are cautiously optimistic that we will generate enough revenue to cover our expenses for the next twelve months; our “burn rate” is expected to be approximately $2,500 per month, or $30,000 for the next year. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public Company. Since we intend to utilize our sole officer and director, Ms. Carson, who currently is part time, to sell our product, our marketing costs should be minimal. However, as with any business, circumstances beyond our control could negatively impact our sales over the next twelve months, in which case our opportunity and ability to cover our expenses for the twelve months would decrease relative to the negative impact of those uncontrollable circumstances on our Company and put our Company at risk of not continuing as a going concern.

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

Results of Operations

For the Three Months Ended February 28, 2022 and 2021

There were no sales during the three months ended February 28, 2022 or 2021.

Selling, general and administrative costs were $427,780 and $0 for the three months ended February 28, 2022 and 2021, respectively, attributable primarily to legal fees of $75,000 and consulting fees to a third party of $350,000 during the three months ended February 28, 2022.

Imputed interest income of $1,682 was recorded for the current quarter.

This resulted in the company generating a net loss of $426,098 during the three months ended February 28, 2022, compared to a net loss of $0 for the three months ended February 28, 2021.

For the Nine Months Ended February 28, 2022 and 2021

The Company did not generate any revenues during the nine months ended February 28, 2022 and 2021.

Selling, general and administrative costs were $437,838 and $60 for the nine months ended February 28, 2022 and 2021, respectively, attributable primarily to legal fees of $75,000 and consulting fees to a third party of $350,000 during the nine months ended February 28, 2022. The Company incurred accounting and auditing fees of $11,350, stock transfer agent fees of $750 and bank charges and office expenses of $738.

The Company recognized imputed interest income of $1,682 in other income during the nine months ended February 28, 2022 compared to $0 other income (expense) in the comparative period of 2021.

Total net loss for the nine months ended February 28, 2022 and 2021 was $436,156 and $60, respectively.

Liquidity and Capital Resources

For the nine months ended February 28, 2022 cash used in operations was $383,018, consisting of the net loss, loan receivable of $100,833 and loan receivable – related party of $103,087. Cash provided by financing activities was $400,084 due to the contribution of the proceeds from private stock sales by the CEO.

For the nine months ended February 28, 2021, cash provided by operations was $18,260, consisting of an increase in deferred revenue of $101,000, offset in part by an increase in inventory of $82,750.

The Company had an accumulated deficit of $444,703 and working capital deficit of $24,619 at February 28, 2022, and the balance of cash and cash equivalents was $28,819.

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

ACCEL LIQUID GELS, INC.

Date: April 14, 2022	By:	/s/ Pauline Carson
Pauline Carson
President, Chief Executive Officer, Chief Financial Officer and Director