Form 10-K
period 2022-05-31
ACCEL LIQUID GELS
filed 2022-09-13
CIK 1741603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-258166

ACCEL LIQUID GELS, INC.

(Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

 ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

There is no established public market for the registrant's common stock. The aggregate market value of the registrant’s common stock as of the most recently completed second quarter, was $0.

As of August 27, 2022, there were 20,000,000 shares of the registrant’s common stock outstanding.

Note on Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless the context indicates otherwise, references in this Annual Report to “Accel,” the “Company,” “we,” “our” and “us” mean Accel Liquid Gels, Inc.

PART I

Item 1. Description of Business

Overview

We were incorporated in the State of Wyoming on December 28, 2016, under the name of Perseverance, Inc. Our articles of incorporation were amended on April 16, 2018 to change our name to Accel Liquid Gels, Inc.

Accel Liquid Gels, Inc. is in full production and distribution to wholesalers, retailers, as well as online at www.accelliquidgels.com. Accel Liquid Gels, Inc. has one energy liquid gel capsule (named Accel Liquid Gels).

GENERAL INTRODUCTION

Accel Liquid Gels, Inc. is currently in full production and distribution to wholesalers, retailers, as well as online at www.accelliquidgels.com. Accel has commenced its major operations of having one product, a liquid gel capsule (named Accel Liquid Gels), manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Accel. The company is presently marketing the Accel Liquid Gel capsule to wholesalers, retailers, and online at www.accelliquidgels.com. Accel is considered a full production and distribution stage company because it has commenced all major operations with outside wholesalers and retailers and has sold 11,200 bottles for $101,000 in total sales, against a loss of $120 for the prior year ending May 31, 2020. The 11,200 bottles sold to date consist of one sales transaction to a single purchaser.

The product is an energy liquid gel capsule containing L-Taurine, L-Tyrosine, Beta Alanine, DL-Phenylalanine, Evodiamine, Niacinamide/Nicotinamide, Glucuronolactone, Folic Acid, Riboflavin, Pyridoxine HCL, Yellow Beeswax, Lecithin, Soybean Oil, Gelatin, Calcium Pantothenate Powder, Caffeine Anhydrous Powder, Niacin, Cyanocobalamin, Vitamins B2, B3, B6, and B12, and Purified Water. The product is to be taken orally. Upon digestion the product is absorbed within the bloodstream ultimately providing the user enhanced energy.

Beyond the general FDA requirements that every dietary supplement be labeled as such, either with the term “dietary supplement” or with a term that substitutes a description of the product’s dietary ingredient(s) for the word “dietary” (e.g., “herbal supplement” or “calcium supplement”), and the FDA’s safety monitoring responsibilities for dietary supplement firms once a dietary supplement is on the market, there are no additional FDA requirements specific to this product, and federal law does not require dietary supplements to be proven safe to FDA’s satisfaction before they are marketed. The labeling and notice requirements include notification of new dietary ingredient(s) to a supplement. Moreover, the FDA has certain safety monitoring responsibilities. These include monitoring mandatory reporting of serious adverse events by dietary supplement firms and voluntary adverse event reporting by consumers and health care professionals. Also, as its resources permit, the FDA also reviews product labels and other product information, such as package inserts, accompanying literature, and Internet promotion. Also, dietary supplement firms must report to FDA any serious adverse events that are reported to them by consumers or health care professionals. Accel Liquid Gels, Inc. has not sent the product to the FDA for approval because it is not required, and because it would be a lengthy and costly process to have this product FDA approved when not required.

The energy liquid gel capsules are manufactured by Sport Energy, who adheres to strict guidelines they are placed under by all agencies with whom they work. Sport Energy indicated they may use other outside sources to produce our product but has verbally indicated that all their ingredients used in any consumable products are very closely monitored. The manufacturer is registered as a Good Manufacturing Practices (GMP) company with NSF’s Dietary Supplement Certification program and the Natural Products Association (NPA), a status they have held for many years. Manufacturing of the product is complete, although manufacturing will be ongoing as supply and demand dictates.

Accel Liquid Gels, Inc. has nothing proprietary about their product. Presently, Accel has no intellectual properties in connection with the capsules. However, we believe our product is superior then that of the competition due to the product being in a soft gel form, avoiding substantial product break down before digestion as this happens with many competitors’ products. The product is owned by Accel Liquid Gels; however, the formula for the product is owned by its manufacturer, Sport Energy, and as owner of the formula, Sport Energy could sell the product to other companies, or could release the formula to competitors to manufacture. Accel and Sport Energy have a Hold Harmless Agreement to help ensure that they are contractually responsible for their own negligence and/or errors and omissions in the case of a claim against the product.

Moreover, competitors on their own could market a similar product under a different or similar name to draw customers away from us, thus affecting our sales and revenue opportunities. Each of these scenarios are risks associated with our company not having a proprietary interest in the product and not having intellectual property protections regarding the product or its formula.

The competition for and difficulty in selling an energy liquid gels may affect our ability to maintain profitable operations in the future. Companies that are engaged in this product market include large, established companies with substantial capabilities and long earnings records.

The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. Company financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. Achievement of the Accel Liquid Gel, Inc. business objective is basically dependent upon the judgment, skill, and knowledge the Company’s management. Ms. Carson is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon her retirement, resignation, inability to act on our behalf, or death. Should the Company be unable to raise additional financing it would be unable to remain in business.

BUSINESS DEVELOPMENT

The Company was incorporated on December 28, 2016. The Company has passed through all stages of development to full operations from incorporation, and the Company is currently in full production and distribution to wholesalers and retailers as well as online at www.accelliquidgels.com.

INITIAL SALES STRATEGY

We have established a strong sales approach; our approach utilizes direct sales through Ms. Carson to our wholesalers and retailers as well as our company’s professional and easy to use web site to generate sales. Our direct sales will be conducted by Ms. Carson. She will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Ms. Carson in the past several months. In addition, sales will be done with referrals, distribution by our wholesalers and online marketing at www.accelliquidgels.com.

DESCRIPTION OF PROPERTY

The Company uses a corporate office located at: 5308 W Cygnus Hill Cove, West Jordan, Utah 84081. This facility is being provided to the Company free of charge by Ms. Carson. Ms. Carson is providing her own facility free of charge until the company needs additional space to store inventory over 100,000 bottles. Ms. Carson indicates she has enough room to store 100,000 bottles of Accel Liquid Gels’ product, so no additional room is needed at this time or. There are currently no proposed programs for renovation, improvement, or development of the facility currently in use.

PRINCIPAL OPERATIONS, PRODUCTS AND SERVICES OF THE COMPANY

Accel Liquid Gels, Inc. was incorporated in the State of Wyoming on December 28, 2016. Accel Liquid Gels, Inc. currently markets and sales one liquid gel capsule (named Accel Liquid Gels).

Accel Liquid Gels, Inc. is currently a full production and distribution, and retail stage company.

Achievement of the Accel Liquid Gels, Inc.’s business objective is basically dependent upon the judgment, skill and knowledge the Company’s management. Ms. Carson is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon her retirement, resignation, inability to act on our behalf, or death.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Report. Any of the following risks could harm our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Report including our financial statements and the related notes thereto.

Risks Related to Our Business

If the Company needs additional money and if money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets.

Side effects of the product.

In general, when taken by mouth in high doses, any energy supplement is possibly unsafe. The same is true for our product. Regarding our particular product, one possible side effect of our gelatin product involves the protein contained in the gelatin and kidney and liver functioning. Specifically, taking gelatin capsule supplements can result in the liver and kidneys having to work harder to break down and excrete the protein. Another possible side effect involves digestion issues as the energy ingredients mixed with the gelatin tend to cause stomach problems. Also, as with all energy supplements, there is some concern with our product that it could harm the body’s metabolism, including cholesterol, blood sugar, weight, and/or heart function; however, a connection between high doses and these negative effects has not been proven. Our energy supplement product contains stimulants such as caffeine and such stimulants may also cause increased heart rate, heart palpitations, high blood pressure, insomnia, dehydration, and restlessness.

It is not known how the aforementioned-side effects could impact our business. We suspect some potential users of the product may decide to forego purchase of the product, but such persons would not be within the target market of the product.

All sales are final. We accept returns for refund or exchange for items damaged in transit, unless picked up by the buyer. No other refunds or returns apply.

There are many inherent risks and difficulties in introducing a new product to the market place.

The Company has recently marketed its product nationally, to wholesalers and retailers and to develop our brand name. We face, however, many of the risks and difficulties inherent in introducing a new product. These risks include, but are not limited to, the ability to:

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement an advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressures;
●	Continue to develop and upgrade our product; and
●	Attract, retain, and motivate qualified personnel.

The Company believes it can sustain business operations for the next twelve months, and Ms. Carson has indicated she would be able to fund another $50,000 if the company needs further assistance, but there is always the possibility that the company may need additional sources of financing in the future; as a result, an investment in our securities represents some risk and you may lose all or part of your entire investment.

Accel Liquid Gels, Inc. will rely on funding from Ms. Carson until the company is self-sufficient. As of the date of this filing, Accel Liquid Gels, Inc. has received a payment for one order in the aggregate amount of $101,000 and the proceeds from this and future orders will go towards future manufacturing purposes and running the company.

We may not be able to build our brand awareness.

Development and awareness of our brand Accel Liquid Gels, Inc. will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain its brand in response to competitive pressures, management plans to drastically increase the Company’s marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be harmed.

Our product is not proprietary to us and we have no intellectual property protections regarding it.

The formula for the product is owned by its manufacturer, Sport Energy. As owner of the formula, Sport Energy could sell the product to other companies, or could release the formula to competitors to manufacture, which are risks associated with our company not having a proprietary interest in the product and not having intellectual property protections regarding the product or its formula. One clear risk associated with our lack of a proprietary interest and intellectual property protections regarding the product or its formula is that competitors could market a similar product under a different or similar name to draw customers away from us, thus affecting our sales and revenue opportunities. However, while there is no written agreement between the Company and Sport Energy to prevent them from acting in an adverse manner to our company’s interests regarding the product, we do have a relationship and understanding with Sport Energy that they will not manufacture the product for competitors or provide the product’s formula to others.

Accel and Sport Energy have a Hold Harmless Agreement to help ensure that they are contractually responsible for their own negligence and/or errors and omissions in the case of a claim against the product.

Accel and Sport collectively ensure that applicable industry standards and government regulations, and confirming that proper safety warnings, labels and instructions are provided on each bottle of liquid-gels. A yearly safety review takes place where it is discussed how the liquid gels will be used and the kind of hazards that may result. During this review, Accel makes sure that the liquid gels are up to date on any regulatory changes and to confirm that products comply with the latest standards.

Accel Liquid Gels, Inc.’s current business operations rely heavily upon its key wholesalers, retailers, and employee and founder, Ms. Pauline Carson.

The Company is heavily dependent upon the key wholesalers, retailers and internet sales of Accel Liquid Gels, Inc., also the expertise and management of Ms. Carson, our Chief Executive Officer, President, sole director (Principal Executive Officer and Principal Financial Officer) and our future performance will depend upon her continued services. The loss of Ms. Carson’s services could seriously interrupt the Company’s business operations and could have a material adverse effect on the Company’s ability to fulfill its business plan and to carry out its existing operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for her upon retirement, resignation, inability to act on our behalf, or death. The Company has no plans of entering into an employment agreement with Ms. Carson.

Product liability issues are a risk pertinent to us, as with product liability claims plaintiffs seek to place and establish liability of any or all parties along the chain of manufacture of any product for damage caused by that product. This includes not just the manufacturer of the product but often the seller/retailer of the product and the wholesaler, if any, as well. Because we do not manufacture the product ourselves, we are totally dependent on a third-party, currently Sport Energy, to manufacturer our product, which makes us subject to them for the final nature and circumstances of the product prior to its sale of it to consumers, including any defective individual items of the product that may cause harm or illness to a consumer. If such harm or illness were to occur, we would very likely be a named defendant along with the manufacturer in any lawsuit filed by the consumer. Another source of product liability risk that would be associated with us would involve potential contamination of the product during its packaging or during shipping either from the manufacturer to us or from us to the consumer.

We have received an opinion of going concern from our auditors. If we do not receive additional funding, we would have to curtail or cease operations. An investment in our securities represent significant risk and you may love all or part of your entire investment.

Our independent auditors noted in their report accompanying our financial statements for the period ended May 31, 2021, that there is substantial doubt as to the Company’s ability to continue as a going concern, and stated the continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. As of May 31, 2022, the Company has a net working capital deficit of $32,938. While the Company believes it should have enough capital to sustain business operations for 12 months, it may not be able to do so without needing any additional capital. Ms. Carson has indicated she would be able to fund another $50,000 if the company needs further assistance, but there is the possibility that to stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business operations. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we will likely need to curtail or cease operations.

Ms. Pauline Carson currently devotes twenty-eight (28) hours a week to the company but will devote forty (40) hours a week or more here in the near future.

Pauline Carson currently devotes approximately 28 hours per week to the affairs of the Company. Ms. Carson will devote 40 hours per week to the Company or more, and draw a salary of $2,000 per month, after the company is self-sufficient.

Accel Liquid Gels, Inc.’s future growth may require recruitment of qualified employees.

In the event of our future growth in administration, marketing, and customer support functions, the Company may have to increase the depth and experience of our management team by adding new members. Accel Liquid Gels, Inc.’s future success will depend, to a large degree, upon the active participation of its key officer.

We may incur significant costs to be a public company to ensure compliance with U.S. corporate governance and accounting requirements and we should be able to absorb such costs.

We may incur significant costs associated with our public Company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain directors and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public Company which will negatively affect our business operations.

It is estimated that the amount of additional costs and expenses associated with public Company reporting requirements will be approximately $5,000.

The limited public company experience of the company’s sole officer and director could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

The Company’s sole officer and director, Ms. Carson, has limited public Company experience, which could impair its ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. The Company’s sole officer and director, Ms. Carson, may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain its public company status. If we were to fail to fulfill these obligations, our ability to continue as a U.S. public company would be in jeopardy in which event investors could lose their entire investment in our company.

Accel liquid gels, Inc.’s operating results may fluctuate due to factors which are not within its control.

Accel Liquid Gels, Inc.’s operating results are expected to fluctuate in the future based on a number of factors, many of which are not in its control. The Company’s operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our product diminishes, or if we experience an increase in defaults among approved advertising applicants, or for any other reasons, we may not be able to quickly return to acceptable revenue levels.

Because of the unique nature of our business and the fact that there are no comparable past business models to rely on, future factors that may adversely affect our business are difficult to forecast. Any shortfall in Accel Liquid Gels, Inc.’s revenues would have a direct impact on its business. In addition, fluctuations in the Company’s quarterly results could adversely affect the market price of its common stock in a manner unrelated to its long-term operating performance.

Risks Related To The Ownership Of Our Securities

We may never pay any dividends to shareholders.

The Company has never declared or paid any cash dividends or distributions on its capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our controlling security holder may take actions that conflict with your interests.

Ms. Carson beneficially owns approximately 60% of the Company’s capital stock with voting rights. In this case, Ms. Carson will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of the Company’s certificate of incorporation and approval of significant corporate transactions, and she will have significant control over its management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

Investors may experience dilution of ownership interest because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares common stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

There is no assurance of a public market or that our common stock will ever trade on a recognized exchange. Therefore, investors may be unable to liquidate their investment in our stock.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Pink Sheet, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

As an emerging growth company our election to use the extended transition period allow us certain benefits not allowed other public and private companies.

As an emerging growth company, we have elected under Section 107(b) of the JOBS Act to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2)(B) of the Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Also, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Product sales for year ended May 31, 2021, were to one major customer.

Product sales and revenue for the year ended May 31, 2021, were $101,000 stemming from the sale of 11,200 bottles of the product purchased by one major customer in a single transaction. The Company’s dependence thus far, and if continued going forward, on a single major customer presents a risk to investors regarding the Company’s viability should that major customer stop making purchases of the product and the Company is unable to find one or more suitable customers to make purchases to a similar extent.

Item 1B. Unresolved Staﬀ Comments.

Not applicable.

Item 2. Properties.

The Company uses a corporate office located at: 5308 W. Cygnus Hill Cove, West Jordan, Utah 84081.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Holders

As of August 27, 2022, 20,000,000 shares of our common stock were issued and outstanding and held by 60 holders of record.

Dividends

We have never declared or paid any cash dividend. We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board deems relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto, as well as all other related notes, and financial and operational references, appearing elsewhere in this document.

Certain information contained in this discussion and elsewhere in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934 and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on our behalf. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “explore”, “consider”, “anticipate”, “intend”, “could”, “estimate”, “plan”, “propose” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan,

●	Our ability to implement our business plan,

●	Our ability to generate sufficient cash to pay our lenders and other creditors,

●	Our ability to employ and retain qualified management and employees,

●	Our dependence on the efforts and abilities of our current employees and executive officers,

●	Changes in government regulations that are applicable to our current or anticipated business,

●	Changes in the demand for our services and different food trends,

●	The degree and nature of our competition,

●	The lack of diversification of our business plan,

●	The general volatility of the capital markets and the establishment of a market for our shares, and

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized.

Background

We were incorporated in the State of Wyoming on December 28, 2016, under the name of Perseverance, Inc. Our articles of incorporation were amended on April 16, 2018 to change our name to Accel Liquid Gels, Inc.

Accel Liquid Gels, Inc. is in full production and distribution to wholesalers, retailers, as well as online at www.accelliquidgels.com. Accel Liquid Gels, Inc. has one energy liquid gel capsule (named Accel Liquid Gels).

General Introduction

Accel Liquid Gels, Inc. is currently in full production and distribution to wholesalers, retailers, as well as online at www.accelliquidgels.com. Accel has commenced its major operations of having one product, a liquid gel capsule (named Accel Liquid Gels), manufactured by an unaffiliated outside provider (Sport Energy) that manufactures liquid gels to various companies, but has not distributed this product to anyone except Accel. The company is presently marketing the Accel Liquid Gel capsule to wholesalers, retailers, and online at www.accelliquidgels.com. Accel is considered a full production and distribution stage company because it has commenced all major operations with outside wholesalers and retailers and has sold 11,200 bottles for $101,000 in total sales from inception through May 31, 2022. The 11,200 bottles sold to date consist of one sales transaction to a single purchaser.

The product is an energy liquid gel capsule containing L-Taurine, L-Tyrosine, Beta Alanine, DL-Phenylalanine, Evodiamine, Niacinamide/Nicotinamide, Glucuronolactone, Folic Acid, Riboflavin, Pyridoxine HCL, Yellow Beeswax, Lecithin, Soybean Oil, Gelatin, Calcium Pantothenate Powder, Caffeine Anhydrous Powder, Niacin, Cyanocobalamin, Vitamins B2, B3, B6, and B12, and Purified Water. The product is to be taken orally. Upon digestion the product is absorbed within the bloodstream ultimately providing the user enhanced energy.

Beyond the general FDA requirements that every dietary supplement be labeled as such, either with the term “dietary supplement” or with a term that substitutes a description of the product’s dietary ingredient(s) for the word “dietary” (e.g., “herbal supplement” or “calcium supplement”), and the FDA’s safety monitoring responsibilities for dietary supplement firms once a dietary supplement is on the market, there are no additional FDA requirements specific to this product, and federal law does not require dietary supplements to be proven safe to FDA’s satisfaction before they are marketed. The labeling and notice requirements include notification of new dietary ingredient(s) to a supplement. Moreover, the FDA has certain safety monitoring responsibilities. These include monitoring mandatory reporting of serious adverse events by dietary supplement firms and voluntary adverse event reporting by consumers and health care professionals. Also, as its resources permit, the FDA also reviews product labels and other product information, such as package inserts, accompanying literature, and Internet promotion. Also, dietary supplement firms must report to FDA any serious adverse events that are reported to them by consumers or health care professionals. Accel Liquid Gels, Inc. has not sent the product to the FDA for approval because it is not required, and because it would be a lengthy and costly process to have this product FDA approved when not required.

The energy liquid gel capsules are manufactured by Sport Energy, who adheres to strict guidelines they are placed under by all agencies with whom they work. Sport Energy indicated they may use other outside sources to produce our product but has verbally indicated that all their ingredients used in any consumable products are very closely monitored. The manufacturer is registered as a Good Manufacturing Practices (GMP) company with NSF’s Dietary Supplement Certification program and the Natural Products Association (NPA), a status they have held for many years. Manufacturing of the product is complete, although manufacturing will be ongoing as supply and demand dictates.

Accel Liquid Gels, Inc. has nothing proprietary about their product. Presently, Accel has no intellectual properties in connection with the capsules. However, we believe our product is superior then that of the competition due to the product being in a soft gel form, avoiding substantial product break down before digestion as this happens with many competitors’ products. The product is owned by Accel Liquid Gels; however, the formula for the product is owned by its manufacturer, Sport Energy, and as owner of the formula, Sport Energy could sell the product to other companies, or could release the formula to competitors to manufacture. Accel and Sport Energy have a Hold Harmless Agreement to help ensure that they are contractually responsible for their own negligence and/or errors and omissions in the case of a claim against the product. Moreover, competitors on their own could market a similar product under a different or similar name to draw customers away from us, thus affecting our sales and revenue opportunities. Each of these scenarios are risks associated with our company not having a proprietary interest in the product and not having intellectual property protections regarding the product or its formula.

The competition for and difficulty in selling an energy liquid gels may affect our ability to maintain profitable operations in the future. Companies that are engaged in this product market include large, established companies with substantial capabilities and long earnings records.

The Company has minimal revenue. Without additional capital, the Company will not be able to remain in business. These factors raise a substantial doubt about the Company’s ability to continue as a going concern. Company financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. Achievement of the Accel Liquid Gel, Inc. business objective is basically dependent upon the judgment, skill, and knowledge the Company’s management. Ms. Carson is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon her retirement, resignation, inability to act on our behalf, or death. Should the Company be unable to raise additional financing it would be unable to remain in business.

Business Development

The Company has passed through all stages of development to full operations from incorporation, and the Company is currently in full production and distribution to wholesalers and retailers as well as online at www.accelliquidgels.com.

Initial Sales Strategy

We have established a strong sales approach; our approach utilizes direct sales through Ms. Carson to our wholesalers and retailers as well as our company’s professional and easy to use web site to generate sales. Our direct sales will be conducted by Ms. Carson. She will market the product to wholesalers nationally, to retail chain stores and worldwide distributors. The Company’s current marketing strategy consists of various Point of Sale materials to include advertising posters, flyers and magnetic strips with the Company’s name and its product developed by Ms. Carson in the past several months. In addition, sales will be done with referrals, distribution by our wholesalers and online marketing at www.accelliquidgels.com.

Description of Property

The Company uses a corporate office located at: 5308 W Cygnus Hill Cove, West Jordan, Utah 84081. This facility is being provided to the Company free of charge by Ms. Carson. Ms. Carson is providing her own facility free of charge until the company needs additional space to store inventory over 100,000 bottles. Ms. Carson indicates she has enough room to store 100,000 bottles of Accel Liquid Gels’ product, so no additional room is needed at this time. There are currently no proposed programs for renovation, improvement, or development of the facility currently in use.

Principal Operations, Products and Services of the Company

Accel Liquid Gels, Inc. currently markets and sells one liquid gel capsule (named Accel Liquid Gels).

Accel Liquid Gels, Inc. is currently a full production and distribution, and retail stage company.

Achievement of the Accel Liquid Gels, Inc.’s business objective is basically dependent upon the judgment, skill and knowledge of the Company’s management. Ms. Carson is currently the Company’s sole executive officer and director. There can be no assurance that a suitable replacement could be found for our sole executive officer and director upon her retirement, resignation, inability to act on our behalf, or death.

Results of Operations for the Years Ended May 31, 2022 and May 31, 2021

The Company generated sales of $0 during the year ended May 31, 2022; during the year ended May 31, 2021, the Company had sales of $101,000, with a cost of sales of $82,750. Selling, general and administrative costs were $440,729 and $6,567 for the years ended May 31, 2022 and 2021, respectively. The increase in expenses from the prior year was due primarily to an increase in consulting and legal expenses in connection with the Company going public. This resulted in a net loss of $434,975 during the year ended May 31, 2022, compared to net income of $11,683 in the prior year.

Liquidity and Capital Resources

For the year ended May 31, 2022, cash used in operating activities was $405,909, compared to cash provided by operating activities of $11,753 for the year ended May 31, 2021. For the year ended May 31, 2022, cash provided by financing activities was $400,084, consisting of contributed capital from the sale of common stock. Cash provided by financing activities for the year ended May 31, 2021 was $0.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A “Risk Factors” for more information. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, our industry and the economy in general.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

In the opinion of management, inflation has not had a material effect on the Company’s financial condition or results of its operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Accel Liquid Gels Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accel Liquid Gels Inc. (the “Company”) as of May 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the fiscal year ended May 31, 2022, and the related notes and schedules (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and the results of its operations and its cash flows for the fiscal year ended May 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matter – 2021 Financial Statements

The financial statements of Accel Liquid Gels Inc. as of and for the fiscal year end May 31, 2021, were audited by other auditors whose report thereon, dated July 23, 2021, expressed an unqualified opinion.

Critical Audit Matters

(1)    The company may be potentially involved (maybe in the near future) in product liability issues. As with product liability claims, plaintiffs seek to place and establish liability of any or all parties along the chain of manufacture of any product for damage caused by that product. This includes not just the manufacturer of the product but often the seller/retailer of the product and the wholesaler, in this case Accel Liquid Gels Inc. Because Accel Liquid Gels Inc does not manufacture the product, they are totally dependent on a third-party manufacturer, currently Sport Energy. Product bought and sold from Sport Energy company may contain defective individual items that may cause harm or illness to a consumer. If such harm or illness were to occur, Accel Liquid Gels Inc would very likely be a named as defendant along with the manufacturer in any lawsuit filed by the consumer.

(2)    The Company is potentially subject to concentrations of credit risk. During the year May 31, 2021, one customer was accounted for 100% of the Company’s total sales. The Company’s dependence if continued going forward, on a single major customer presents a risk regarding the Company’s viability should that major customer stop making purchases of the product and the Company is unable to find one or more suitable customers.

The procedures performed to address the matters included;

Inquiry made with the Company’s risk management on how the management mitigates the subject matters mentioned above. Also the firm obtained legal confirmation from the attorney that the company is not involved in any litigation involving product liability. The Company generated $0 revenue during the year ended May 31, 2022

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2022.

Newhall, California

September 13, 2022

Accel Liquid Gels, Inc.

BALANCE SHEETS

	May 31,	May 31,
	2022	2021
ASSETS
Current assets

Cash and cash equivalents	$5,928	$11,753
Loan receivable	102,849	-
Loan receivable - related party	104,843	-
Total current assets	213,620	11,753

Total assets	$213,620	$11,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accrued expenses	246,558	-
Due to related party	-	300
Total current liabilities	246,558	300

Stockholders' equity

Common stock, $0.001 par value, 100,000,000 shares authorized, 20,000,000 shares issued and outstanding as of May 31, 2022 and 2021	20,000	20,000
Additional paid-in capital	400,084	-
Accumulated deficit	(453,022)	(8,547)
Total stockholders' equity (deficit)	(32,938)	11,453

Total liabilities and stockholders' equity	$213,620	$11,753

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	May 31,	May 31,
	2022	2021

Revenue	$-	$101,000
Cost of goods sold	-	82,750
Gross profit	-	18,250

Operating expenses:
General and administrative	450,229	6,567

Total operating expenses	450,229	6,567

Net operating income (loss)	(450,229)	11,683

Other income:
Interest income	2,849	-
Interest income - related party	2,905	-
Total other income	5,754	-

Income (loss) before provision for income taxes	(444,475)	11,683

Provision for income taxes	-	-

Net income (loss)	$(444,475)	$11,683

Net loss per share - basic	$(0.02)	$0.00

Net loss per share - diluted	$(0.02)	$0.00

Weighted average shares outstanding - basic	20,000,000	20,000,000

Weighted average shares outstanding - diluted	20,000,000	20,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	May 31,	May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(444,475)	$11,683
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Imputed interest on loans receivable	(5,754)	-

Changes in assets and liabilities:
Accrued expenses	246,558	-
Other receivables	(100,000)	-
Loan receivable - related party	(102,238)	-
Due to related party	-	70
Net cash (used in) provided by operating activities	(405,909)	11,753

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital - related party	400,084	-
Net cash provided by financing activities	400,084	-

Net increase (decrease) in cash and cash equivalents	(5,825)	11,753

Cash and cash equivalents at beginning of period	11,753	-

Cash and cash equivalents at end of period	$5,928	$11,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Due to related party offset against loan receivable - related party	$300	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended May 31, 2022 and 2021

					Total
			Additional		Stockholder's
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2020	20,000,000	$20,000	$-	$(20,230)	$(230)

Net income for the year ended May 31, 2021	-	-	-	11,683	11,683
Balance, May 31, 2021	20,000,000	$20,000	$-	$(8,547)	$11,453

Proceeds from contributed capital	-	-	400,084	-	400,084
Net loss for the year ended May 31, 2022	-	-	-	(444,475)	(444,475)
Balance, May 31, 2022	20,000,000	$20,000	$400,084	$(453,022)	$(32,938)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Accel Liquid Gels Inc.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2022 AND 2021

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had one sale in the amount of $101,000 through May 31, 2021, and $0 in sales during the year ended May 31, 2022. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At May 31, 2022 and 2021, the Company’s cash balances were $5,928 and $11,753, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 thousand by the Federal Deposit Insurance Corporation.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and deposits on inventory. The Company places its cash in quality financial institutions; at times, such investments may be in excess of applicable government mandated insurance limit. There were no sales during the year ended May 31, 2022. During the year May 31, 2021, one customer accounted for 100% of the Company’s total sales. The Company’s dependence thus far, and if continued going forward, on a single major customer presents a risk to investors regarding the Company’s viability should that major customer stop making purchases of the product and the Company is unable to find one or more suitable customers to make purchases to a similar extent.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of May 31, 2022, there were no accounts receivable and no allowance for doubtful accounts.

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

As of May 31, 2022 and 2021, the Company did not have any financial liabilities measured and recorded at fair value on its balance sheet on a recurring basis.

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

All products sales are final. The Company accepts returns for refund or exchange for items damaged in transit, unless picked up by the buyer. No other refunds or returns apply.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As of May 31, 2022, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. During the years ended May 31, 2022 and 2021, the Company’s Chief Executive Officer contributed cash for operational purposes in the amounts of $400,084 and $70, respectively. During the year ended May 31, 2022, the Company repaid $20,000 to its Chief Executive Officer. During the year ended May 31, 2022, the Company loaned the amount of $101,938 to its Chief Executive Officer, net of $300 previously loaned by the Chief Executive Officer to the Company. The loan is non-interest bearing, and payable on demand. The Company imputed interest at the rate of 8% per annum on this loan, and recorded interest income of $2,905 during the year ended May 31, 2022. At May 31, 2022, principal and accrued interest due under this loan was $104,843. At May 31, 2021, loans payable to the Chief Executive Officer was $300.

Note 3. Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had no sales during the year ended May 31, 2022 and one sale in the amount of $101,000 during the year ended May 31, 2021. At May 31, 2022, the Company had an accumulated deficit in the amount of $453,022, and cash of $5,928. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Independent Auditors’ Report included in the Company’s annual Form 10-K filing included a Going Concern Paragraph.

Note 4. Loan Receivable

On January 21, 2022, the Company entered into a loan agreement with the Company’s general counsel and SEC attorney in the amount of $100,000. The loan is non-interest bearing and is payable on demand. The Company imputed interest at the rate of 8% per annum on this loan, and recorded interest income in the amount of $2,849 during the year ended May 31, 2022. At May 31, 2022, the amount of principal and interest due to the Company is $102,849.

Note 5. Related Party Transactions

During the year ended May 31, 2022, the Company’s CEO sold 8,000,000 shares of common stock held by the CEO at $0.50 per share. The CEO contributed the proceeds from the stock sales to the Company in the amount of $400,084. The Company recorded the cash receipts to additional paid in capital.

On January 21, 2022, the Company entered into a loan agreement with the Chief Executive Officer in the amount of $102,238. The loan is non-interest bearing and payable on demand. The Company offset an advance from the CEO to the Company in the amount of $300 against this loan. The Company imputed interest at the rate of 8% per annum on this loan, and recorded interest income in the amount of $2,905 during the year ended May 31, 2022. At May 31, 2022, the amount of principal and interest due to the Company is $104,843.

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

As of May 31, 2022 and 2021, the Company had 20,000,000 shares of its common stock issued and outstanding.

During the year ended May 31, 2022, the Company’s founder and CEO entered into subscription agreements to sell 8,000,000 shares of common stock held by the CEO to outside investors for an aggregate amount of $400,084. The proceeds of $400,084 were contributed to the Company by the seller, and the Company recorded the amount as additional paid in capital on the balance sheet.

Options

As of May 31, 2022 and 2021, the Company had no stock options outstanding.

Note 7. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended May 31, 2022 and 2021.

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The components of the income tax provision include:

	Year ended May 31,
	2022	2021

Net loss	$444,475	$(11,683)
Effective tax rate	26.00%	26.00%
Tax at statutory rate	115,600	(3,100)
Change in valuation allowance	(115,600)	3,100
Provision for income tax	-	-

At May 31, 2022 and 2021, the Company had a net operating loss carryforward of $453,022 and $8,547, respectively.

Note 8. Commitments

The Company entered into an agreement with an outside consulting company to assist the Company in its public registration statement. Per the terms of the contract, the Company is obligated to pay the consultant $350,000 upon the successful completion and acceptance by the SEC of its S-1 registration statement, which became effective on September 21, 2021, within sixteen (16) months of the effective date. As of May 31, 2022, the balance due to the consulting firm was $237,058 and is included in Accrued Liabilities on the balance sheet. The Company recognized $350,000 of consulting expenses included in General and Administrative expenses on the statement of operations.

Note 9. Subsequent Events

The Company has evaluated events occurring subsequent to May 31, 2022 through the date these financial statements were issued and noted no items requiring disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and positions of our executive officers and directors.

Name	Age	Positions
Pauline Carson	47	Chief Executive Officer, President, Chief Financial Officer, Secretary, and Director

Ms. Pauline Carson founded Accel Liquid Gels, Inc. in December 2016 as President and CEO, to provide her professional experience and expertise gained over the past 8 years, in the supplement industry. Ms. Carson served as Chief Executive Officer and Chief Operating Officer with Starbridge Consumer Products, Inc. from 2000 to 2003 and was actively involved in the consumer beverage, consumer durables, and financial services industries. She also served as an Executive Director with Mainline Industries, Inc. from 2004 to 2010, enabling her to become familiar and understand both the domestic and international distribution channels encompassing retail, wholesale and direct sales markets.

Audit Committee

The Company does not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

Independent Director

Our Board of Directors currently consists of only Pauline Carson. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprise of independent directors. We do not have independent director(s) at this time.

Corporate Governance Committee

The Company does not presently have a Corporate Governance Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Corporate Governance Committee.

The Corporate Governance Committee will be responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to our Board of Directors concerning corporate governance matters.

Nominating Committee

The Company does not have a Nominating Committee and the full Board acts in such capacity.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees. As of the date of this Report, our sole director is also our Chief Executive Officer.

Delinquent Section 16(a) Reports

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this Item is not applicable.

Item 11. Executive Compensation.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officer below. The following table summarizes all compensation for the years ended May 31, 2022 and 2021.

Summary Compensation Table

Name and
Principal	Fiscal			Total
Position	Year	Salary	Bonus	Compensation

Pauline Carson,	2022	$-	$-	$-
CEO, President, CFO, and Secretary	2021	$-	$-	$-

Compensation Of Directors

The Company’s sole Director does not currently receive compensation for her services as director, but we plan to reimburse her for expenses incurred in attending board meetings.

Stock Incentive Plan

At present, we do not have a stock incentive plan in place. We have not granted any options to the Company’s director and/or officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of August 27, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
Pauline Carson	12,000,000	60%

(1)

Applicable percentages are based on 20,000,000 shares of common stock outstanding as of August 27, 2022. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

(2)	Ms. Carson is our Chief Executive Officer and sole director.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended May 31, 2022 and 2021, the Company’s CEO has contributed capital from the sale of stock and provided cash advances to the Company for operations purposes. The Company uses a corporate office located at: 5308 W. Cygnus Hill Cove, West Jordan, UT. This facility is provided to the Company free of charge by the Company’s CEO.

Item 14. Principal Accountant Fees and Services.

Dylan Floyd Accounting & Consulting served as our independent auditors for the fiscal year ended May 31, 2022.

MaughanSullivan LLC served as our independent auditors for the fiscal years ended May 31, 2021 and 2020 and for the first three quarters of fiscal 2022.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	May 31,	May 31,
	2022	2021
Audit fees	$13,750	$5,000
Tax fees	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$13,750	$5,000

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report on Form 10-K by reference:

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation for Name Change to Accel Liquid Gels, Inc.
3.3*	Bylaws
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Previously filed with the Company's Form S-1 filed with the Securities and Exchange Commission on July 26, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accel Liquid Gels, Inc.

Date: September 13, 2022	By: /s/ Pauline Carson
Pauline Carson
President, Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2022	By: /s/ Pauline Carson
Pauline Carson
Chief Financial Officer (Principal Financial and Accounting Officer)